Form 10-K
period 2005-12-31
SABR TRUST 2005-EC1
filed 2006-03-31
CIK 1322365

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
UNITED STATES
FORM 10-K
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(as Depositor under the Pooling and Servicing Agreement, dated March 1, 2005, providing for the issuance of the Securitized
Asset Backed Receivables LLC Trust 2005-EC1 Mortgage Pass-Through Certificates, Series 2005-EC1)
(State or Other Jurisdiction
Of Incorporation)
Registrant's telephone number, including area code:
Securitized Asset Backed Receivables LLC
Delaware
(I.R.S. Employer
Identification No.)
37-1472598
Commission File Number :
333-108395-13
(Address of Principal Executive Offices)
New York, New York
200 Park Avenue
(Zip Code)
10166
(212) 412-4000
Securities registered pursuant to Section 12(b) of the Act: None
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or
15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
For the fiscal year ended December 31, 2005
or
For the transition period from _____________ to _____________
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Documents incorporated by reference:
None
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. Not Applicable.
[ Yes] [X No]
[X Yes] [ No]
[X]
[ Yes] [X No]
Large accelerated filer [ ]
Accelerated filer [ ]
Non-accelerated filer [X]
(Exact Name of Registrant as Specified in its Charter)
PART I
Item 1. Business.
Not Applicable.
Item 1A. Risk Factors.
Item 1B. Unresolved Staff Comments.
Item 2. Properties.
Item 3. Legal Proceedings.
There were no legal proceedings.
Item 4. Submission of Matters to a Vote of Security Holders.
There were no matters submitted to a vote of the Security Holders.
Not Applicable.
Not Applicable.
Not Applicable.
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity
Securities.
Item 6. Selected Financial Data.
No established public trading market for the Certificates exists.
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Item 8. Financial Statements and Supplementary Data.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Item 9A. Controls and Procedures.
Item 9B. Other Information.
Not Applicable.
PART II
Not Applicable.
Not Applicable.
Not Applicable.
Not Applicable.
Not Applicable.
Not Applicable.
There are approximately holders of record as of the end of the reporting year.
Twenty-nine (29)
Item 10. Directors and Executive Officers of the Registrant.
Item 11. Executive Compensation.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Item 13. Certain Relationships and Related Transactions.
Item 14. Principal Accounting Fees and Services.
PART III
Not Applicable.
Not Applicable.
Not Applicable.
Not Applicable.
Not Applicable.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
By (Signature and Title):
Date
(Registrant):
Securitized Asset Backed Receivables LLC
March 30, 2006
/s/ Paul Menefee
Paul Menefee
Chief Accounting Officer
a) 1. Not Applicable.
Item 15. Exhibits, Financial Statement Schedules.
2. Not Applicable.
3. Exhibits.
b) The exhibits required to be filed by Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit
Index that immediately follows the signature page hereof
c) Not Applicable.
PART IV
Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have
Not Registered Securities Pursuant to Section 12 of the Act
(a)(1) No annual report is provided to the Certificateholders other than with respect to aggregate principal and interest distributions.
(a)(2) No proxy statement, form of proxy or other proxy soliciting material has been sent to any Certificateholder with respect to any annual or other meeting of Certificateholders.
31.1 Sarbanes-Oxley Certification
99.1 Independent Accountant's Servicing Report for the year ended December 31, 2005
99.2 Report of Management as to compliance with minimum servicing standards for the year ended December 31, 2005
99.3 Annual Statement of Compliance for the year ended December 31, 2005
a) Countrywide Home Loans Servicing LP, as Servicer
a) Countrywide Home Loans Servicing LP, as Servicer
a) Countrywide Home Loans Servicing LP, as Servicer
Exhibit Index
31.1 Sarbanes-Oxley Certification
99.1 Independent Accountant's Servicing Report for the year ended December 31, 2005
99.2 Report of Management as to compliance with minimum servicing standards for the year ended December 31, 2005
99.3 Annual Statement of Compliance for the year ended December 31, 2005
a) Countrywide Home Loans Servicing LP, as Servicer
a) Countrywide Home Loans Servicing LP, as Servicer
a) Countrywide Home Loans Servicing LP, as Servicer